Form 10-Q
period 1996-03-31
MEXICAN PATIO CAFES INC
filed 1996-08-14
CIK 851891

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB



___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1935

For the quarterly period ended March 31, 1996

Commission file number 000-18408


                            MEXICAN PATIO CAFES, INC.
             (Exact name of registrant as specified in its charter)


 .........DELAWARE.......................................74-2511422.............
(State or other jurisdiction of                    (I. R. S. Employer
incorporation or organization)                     Identification No.)

              2432 WEST PEORIA, SUITE 1282, PHOENIX, ARIZONA 85029
                    (Address of principal executive offices)

                                 (602) 331-3200
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                         8,377,986
         Par Value $.0005                     Shares outstanding as of
             per share                        March 31, 1996

Transitional Small Business Disclosure Format   Yes ______  No __X___

PART I - FINANCIAL STATEMENTS


                    MEXICAN PATIO CAFES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                    March 31, 1996      December 31, 1995
                                                    --------------      -----------------

ASSETS

Current Assets:
  Cash and cash equivalents                       $        603        $     5,561
  Accounts receivable                                   49,310             17,397
                                                  ------------        -----------
          Total Current Assets                    $     49,913        $    22,958

Property and Equipment
  At cost net of accumulated depreciation               46,108             49,580

Other
  Deposits                                               1,972              3,872
  Other investments                                     41,323                 --
                                                  ------------        -----------
                                                        43,295              3,872
                                                  ------------        -----------
                                                  $    139,316        $    65,288
                                                  ============        ============

                             See Accompanying Notes

                    MEXICAN PATIO CAFES, INC. AND SUBSIDIARY
                     Consolidated Balance Sheets - Continued


                                                  March 31, 1996        December 31, 1995
                                                  --------------        -----------------

LIABILITIES AND STOCKHOLDERS
EQUITY

Current Liabilities:
  Notes payable                                   $    159,804          $    134,404
  Accounts payable                                     183,661               178,537
  Accrued expenses                                      14,200                    --
  Deferred revenues                                      11080               $16,728
                                                  ------------          ------------
          Total Current Liabilities               $    368,745          $    329,669

Stockholders Equity:
Preferred Stock, Series A,
  $.05 par value 10% convertable
  authorized, 5,000,000 shares;
  issued and outstanding ,
  339,440 in 1996, 169,440 in 1995                      16,972                 8,472

Preferred Stock, Series B,
  $.05 par value 10% convertable
  authorized, 5,000,000 share;
  issued and outstanding 50,000                          2,500                 2,500

Common stock, $.005 par value;
  authorized, 25,000,000 shares;
  issued and outstanding, 8,377,986                     41,890                41,890

Additional paid-in-capital                           2,357,489             2,251,089
Accumulated deficit                                 (2,648,280)           (2,568,332)
                                                  ------------           -----------
                                                      (229,429)             (264,381)
                                                  ------------          ------------
                                                  $    139,316          $     65,288
                                                  ============          ============

                             See Accompanying Notes

                    MEXICAN PATIO CAFES, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations
                                    Unaudited

                                                  Unaudited
                                              Three Months Ended

                                        March 31, 1996       March 31, 1995
                                        --------------       --------------

Revenues
  Restaurant Sales                              --               111,786
  Advertising Fees                          81,147                43,989
  Interest Income                               --                   266
  Other Income                               5,545                 1,605
                                         ---------            ----------
Gross Revenue                               86,692               157,646

Costs and Expenses

  Salaries, wages, and commissions          74,261                31,997
  Printing and production                   32,357                11,723
  Costs of restaurant sales                     --                38,803
  Restaurant operating expenses                 --                83,341
  General and administrative                49,271                63,351
  Depreciation and amortization              3,472                 5,170
  Interest expense                           7,279                    --
                                         ---------            ----------
Total Expenses                             166,640               234,385

Net Loss                                   (79,948)              (76,739)

Net Loss Per Share                           (0.01)                (0.01)

Weighted average shares                  8,377,986             8,377,986

                             See Accompanying Notes

                    MEXICAN PATIO CAFES, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   Unaudited

                                                                              Unaudited
                                                                          Three Months Ended

                                                                March 31, 1996          March 31, 1995
Operating Activities
  Net Loss                                                          (79,948)                (76,739)

Adjustments to reconcile net income
to net cash provided by operating activities

  Depreciation and amortization                                       3,472                   5,170

(Increase) Decrease in Assets
  Inventories                                                            --                  (1,567)
  Accounts receivable                                               (31,913)                (24,286)
  Prepaid expenses                                                       --                   1,589
  Other assets                                                        1,900                      --
(Increase) decrease in liabilities
  Accounts payable                                                    5,124                  54,596
  Accrued expenses                                                   14,200                   2,667
  Deferred revenue                                                   (5,648)                  8,885
                                                                    -------                  ------
    Total Adjustments                                               (12,865)                 47,054

Net Cash Provided (Used) in Operating Activities                    (92,813)                (29,685)

Investing Activities
  Other investments                                                 (41,323)                     --
  Additions to property and equipment                                    --                  (3,335)
                                                                    -------                  ------
Net Cash (Used) by Investing Activities                             (41,323)                 (3,335)

Financing Activities
  Advances and notes payable                                         25,400                  10,000
  Private placement of Series A Preferred Stock                     114,900                      --
                                                                    -------                  ------
Net Cash Provided by Financing Activities                           140,300                  10,000

Net Increase (Decrease) in Cash                                       6,164                 (23,020)
Cash at Beginning of Period                                          (5,561)                 29,718
                                                                    -------                  ------
Cash at End of Period                                                   603                   6,698


                             See Accompanying Notes

                    MEXICAN PATIO CAFES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY


                               As of March 31, 1996


                        Series A   Series B                          Retained
                       Preferred  Preferred   Common     Paid-In     Earnings
                        Stock      Stock      Stock      Capital     (Deficit)       Total
Balance 01/01/96         $8,472     $2,500    $41,890   $2,251,089  ($2,568,332)  ($264,381)
Private Placement         8,500         --         --      106,400           --     114,900
Net Loss                     --         --         --           --      (79,948)    (79,948)
                       ---------  ---------  ---------  -----------  -----------  ----------
Balance 03/31/96         16,972      2,500     41,890    2,357,489   (2,648,280)   (229,429)

                            MEXICAN PATIO CAFES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present consolidated financial positions as of March 31, 1996 and the consolidated results of operations and consolidated statements of cash flows for the Three-month period ended March 31, 1996 and is not necessarily indicative of the results to be expected for the full year.

2.       Accounting Policies

         During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included in its annual report on Form 10-KSB. Reference should be made to such financial statements for information on such accounting policies and further financial details.

Management's Discussion and Analysis or Plan of Operation

Results of Operations

         In 1995 the Company primarily operated one Two Pesos Mexican Cafe in Oklahoma City, Oklahoma. The Company chose not to renew its lease agreement in June of 1995 due to unfavorable operating results.

         For the period ending March 31, 1996 the Company concentrated on its marketing and advertising program in Neighborhood Marketing, Inc. its wholly owned subsidiary. Fees generated for the period increased from $43,989 last year to $81,147 this year.


Liquidity

         Working capital at March 31, 1996 was a deficit of $318,832 compared to a deficit of $317,833 at December 31, 1995. The decrease is due to operating losses for the period offset by the collection of accounts receivable on December 31, 1995.

Part II           OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  The following exhibits are included herein:
                  (11) Statements re:   Computation of earnings per share.

           (b) The Company did not file any reports on Form 8-K during the quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MEXICAN PATIO CAFES, INC.


Dated:  5-14-96                   By: /s/ Edwin L. King
       --------------------           -----------------------------------------
                                      Edwin L. King
                                      President, Treasurer and
                                      Chief Financial Officer

              (11) Statement RE: Computation of Earnings Per Share


                                               Three Months Ended
                                       March 31, 1995       March 31, 1996
                                       --------------       --------------
Net loss for computing earnings
per common share.                          (76,739)            (79,948)

Weighted average number of
common shares outstanding during
each period without dilution             8,377,986           8,377,986

Addition from assumed conversion
of preferred stock                       5,535,142           5,535,142
                                        ----------          ----------
Net income per common share             13,913,128          13,913,128

Without dilution                            (0.01)              (0.01)

Fully diluted                               (0.01)              (0.01)