Form 10-Q
period 1996-06-30
MEXICAN PATIO CAFES INC
filed 1996-08-14
CIK 851891

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB



   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- ------- SECURITIES EXCHANGE ACT OF 1935

For the quarterly period ended June 30, 1996

Commission file number 000-18408


                            MEXICAN PATIO CAFES, INC.
             (Exact name of registrant as specified in its charter)


 .............DELAWARE...................................74-2511422..............
    (State or other jurisdiction of                    (I. R. S. Employer
    incorporation or organization)                     Identification No.)

              2432 WEST PEORIA, SUITE 1282, PHOENIX, ARIZONA 85029
                    (Address of principal executive offices)

                                 (602) 331-3200
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                      8,377,986
         Par Value $.0005                  Shares outstanding as of
             per share                     June 30, 1996

 Small Business Disclosure Format   Yes        No   X
                                        -----     -----

PART I - FINANCIAL STATEMENTS


                    MEXICAN PATIO CAFES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets




                                                              (UNAUDITED)

                                                    June 30, 1996     December 31, 1995
                                                    -------------     -----------------

ASSETS
Current Assets:

  Cash and cash equivalents                       $   (9,142)       $   (5,561)
  Accounts receivable                                117,341            17,397
                                                  ----------        ----------
          Total Current Assets                    $  108,199        $   11,836

Property and Equipment
  At cost net of accumulated depreciation             53,682            49,580

Other
  Deposits                                             1,972             3,872
  Other investments                                   45,028                --
                                                  ----------        ----------
                                                      47,000             3,872
                                                  ----------        ----------
                                                  $  208,881        $   65,288
                                                  ==========        ==========

                             See Accompanying Notes

                    MEXICAN PATIO CAFES, INC. AND SUBSIDIARY
                     Consolidated Balance Sheets - Continued


                                                          (UNAUDITED)

                                              June 30, 1996        December 31, 1995
                                              -------------        -----------------

LIABILITIES AND STOCKHOLDERS
EQUITY

Current Liabilities:
  Notes payable                              $    209,105        $    134,404
  Accounts payable                                238,106             178,537
  Accrued expenses                                 33,470                  --
  Deferred revenues                                    --        $     16,728
                                             ------------        ------------
          Total Current Liabilities          $    480,681        $    329,669

Long Term Debt                                     50,000

Stockholders Equity:
Preferred Stock, Series A,
  $.05 par value 10% convertable
  authorized, 5,000,000 shares;
  issued and outstanding,
  339,440 in 1996, 169,440 in 1995                 16,972               8,472

Preferred Stock, Series B,
  $.05 par value 10% convertable
  authorized, 5,000,000 share;
   issued and outstanding 50,000                    2,500               2,500

Common stock, $.005 par value;
  authorized, 25,000,000 shares;
  issued and outstanding, 8,377,986                41,890              41,890

Additional paid-in-capital                      2,357,489           2,251,089
Accumulated deficit                            (2,740,651)         (2,568,332)
                                             ------------        ------------
                                                 (321,800)           (264,381)
                                             ------------        ------------
                                             $    208,881        $     65,288
                                             ============        ============

                             See Accompanying Notes

                    MEXICAN PATIO CAFES, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations
                                    Unaudited

                                                        Unaudited                                     Unaudited
                                                   Three Months Ended                              Six Months Ended

                                           June 30, 1996          June 30, 1995          June 30, 1996        June 30, 1995
                                           -------------          -------------          -------------        -------------

Revenues
  Restaurant Sales                                 --                114,993                   --                 226,779
  Advertising Fees                            153,802                 41,317              234,949                  85,306
  Interest Income and Other Income                190                  5,991                5,735                   7,862
                                            ---------              ---------            ---------               ----------
Gross Revenue                                 153,992                162,301              240,684                 319,947

Costs and Expenses

  Salaries, wages, and commissions            107,729                 23,996              181,990                  55,993
  Printing and production                      51,513                  9,773               83,870                  24,589
  Costs of restaurant sales                        --                 39,673                   --                  78,476
  Restaurant operating expenses                    --                 89,733                   --                 173,074
  General and administrative                   73,139                 58,668              122,410                 118,926
  Depreciation and amortization                 3,852                  3,613                7,324                   8,783
  Interest expense                             10,130                  5,000               17,409                   5,000
                                             --------              ---------            ---------               ---------
Total Expenses                                246,363                230,456              413,003                 464,841

Net Loss                                      (92,371)               (68,155)            (172,319)               (144,894)

Net Loss Per Share                             (0.01)                 (0.01)               (0.01)                  (0.01)

Weighted average shares                     8,377,986              8,377,986            8,377,986               8,377,986

                             See Accompanying Notes

                    MEXICAN PATIO CAFES, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                    Unaudited


                                                              Six Months Ended

                                                     June 30, 1996        June 30, 1995
                                                     -------------        -------------

Operating Activities
   Net Loss                                             (172,319)           (144,894)

Adjustments to reconcile net income
to net cash provided by operating activities

   Depreciation and amortization                           7,324               8,783

(Increase)  Decrease in Assets
   Inventories                                                --              17,319
   Accounts receivable                                   (99,944)            (20,906)
   Prepaid expenses                                           --               8,905
   Other assets                                            1,900               5,855
(Increase) decrease in liabilities
   Accounts payable                                       59,569              73,791
   Accrued expenses                                       33,470             (15,250)
   Deferred revenue                                      (16,728)             (1,801)
                                                        --------            --------
         Total Adjustments                               (14,409)             76,696


Net Cash Provided (Used) in Operating Activities        (186,728)            (68,198)

Investing Activities
   Other investments                                     (45,028)                 --
   Additions to property and equipment                   (11,425)              4,171
                                                        --------            --------
Net Cash (Used) by Investing Activities                  (56,453)              4,171

Financing Activities
   Advances and notes payable                            124,700              10,000
   Private placement of Series A Preferred Stock         114,900                  --
   Issuance of Common Stock                                   --              53,664
                                                        --------            --------
Net Cash Provided by Financing Activities                239,600              63,664

Net Increase (Decrease) in Cash                           (3,581)             (8,705)
Cash at Beginning of Period                               (5,561)             29,718
                                                        --------            --------
Cash at End of Period                                     (9,142)             21,013

                             See Accompanying Notes

                    MEXICAN PATIO CAFES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY


                               As of June 30, 1996


                        Series A    Series B                            Retained
                       Preferred   Preferred     Common     Paid-In      Earnings
                         Stock       Stock       Stock      Capital     (Deficit)       Total
Balance 01/01/96           $8,472      $2,500     $41,890  $2,251,089   ($2,568,332)   ($264,381)
Private Placement           8,500          --          --     106,400            --      114,900
Net Loss                       --          --          --          --      (172,319)    (172,319)
                        ----------  ----------  ----------  ----------  ------------  -----------
Balance 06/30/96           16,972       2,500      41,890   2,357,489    (2,740,651)    (321,800)

                            MEXICAN PATIO CAFES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.       Basis of Presentation

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present consolidated financial positions as of June 30, 1996 and the consolidated results of operations and consolidated statements of cash flows for the Three-month period ended June 30, 1996 and is not necessarily indicative of the results to be expected for the full year.

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

         For the period ending June 30, 1996 the Company concentrated on its marketing and advertising program in Neighborhood Marketing, Inc. its wholly owned subsidiary. Fees generated for the six month period increased from $85,309 last year to $234,949 this year.


Liquidity

         Working capital at June 30, 1996 was a deficit of $372,482 compared to a deficit of $317,833 at December 31, 1995. The decrease is due to operating losses for the period offset by the collection of accounts receivable on December 31, 1995.

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


                                       MEXICAN PATIO CAFES, INC.


Dated:   8-13-96                       By:  /s/ Edwin L. King
       --------------------                --------------------------------
                                           Edwin L. King
                                           President, Treasurer and
                                           Chief Financial Officer

              (11) Statement RE: Computation of Earnings Per Share



                                                Three Months Ended                          Six Months Ended

                                        June 30, 1996          June 30, 1995        June 30, 1996        June 30, 1995
                                        -------------          -------------        -------------        -------------
Net loss for computing earnings
per common share.                           (92,371)             (68,155)            (172,319)             (144,894)

Weighted average number of
common shares outstanding during
each period without dilution              8,377,986            8,377,986            8,377,986             8,377,986

Addition from assumed conversion
of preferred stock                        5,685,292            5,535,142            5,585,142             5,535,142
                                         ----------           ----------           ----------            ----------
Net income per common share              14,063,278           13,913,128           13,963,128            13,913,128

Without dilution                              (0.01)               (0.01)               (0.02)                (0.02)

Fully diluted                                 (0.01)               (0.01)               (0.01)                (0.01)